Form 10-Q
period 1996-03-31
ORION NETWORK SYSTEMS INC/DE/
filed 1996-05-14
CIK 885376

                                  UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549


                                    FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


Commission file number  0-26450


                           ORION NETWORK SYSTEMS, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                              52-1271418
     ------------------------------------         -------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

    2440 Research Boulevard, Suite 400, Rockville, Maryland          20850
   ----------------------------------------------------------    ------------
           (Address of  principal executive offices)              (Zip Code)

                                 (301) 258-8101
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at March 31, 1996
     -----------------------------            -----------------------------
     Common Stock, $.01 par value                   10,941,023 shares

                                      INDEX


                  ORION NETWORK SYSTEMS, INC. AND SUBSIDIARIES


     Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance sheets
     ---March 31, 1996 and December 31, 1995.................................3,4

     Condensed Consolidated Statements of Operations
     ---Three months ended March 31, 1996 and 1995.............................5

     Condensed Consolidated Statements of Cash Flows
     ---Three months ended March 31, 1996 and 1995...........................6,7

     Notes to Condensed Consolidated Financial Statements---March 31, 1996.....8

Item 2. Management's Discussion and Analysis of Financial Condition and Result
     of Operations............................................................10


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................14

     Item 2. Changes in Securities............................................14

     Item 3. Defaults upon Senior Securities..................................14

     Item 4. Submission of Matters to a Vote of Security Holders..............14

     Item 5. Other Information................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14



     Signatures...............................................................15

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                              Orion Network Systems, Inc.
                         Condensed Consolidated Balance Sheets


                                                   March 31,       December 31,
                                                     1996             1995
                                                ---------------   -------------
ASSETS                                            (Unaudited)

Current assets:
    Cash and cash equivalents                   $  53,027,547    $  55,111,585

    Accounts receivable                             4,522,191        5,189,598

    Notes receivable and accrued interest             195,723          129,810

    Prepaid expenses and other current assets       2,687,476        3,168,058

                                                -------------    -------------
        Total current assets                       60,432,937       63,599,051

Property and equipment at cost:

    Land                                               73,911           73,911

    Telecommunications equipment                   15,044,554       13,836,841

    Furniture and computer equipment                3,819,155        3,395,799

    Satellite and related equipment               321,982,959      321,918,549
                                                -------------    -------------

                                                  340,920,579      339,225,100

      Less accumulated depreciation               (40,872,337)     (32,170,865)
                                                -------------    -------------

    Net property and equipment                    300,048,242      307,054,235

Deferred financing costs, net                      12,332,706       12,894,720

Other assets, net                                   5,301,046        5,527,221
                                                -------------    -------------

TOTAL ASSETS                                    $ 378,114,931    $ 389,075,227
                                                =============    =============


See Notes to Condensed Consolidated Financial Statements.

                           Orion Network Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (continued)



                                                                                                   March 31,            December 31,
                                                                                                     1996                   1995
                                                                                               ---------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                             (Unaudited)

Current liabilities:
    Accounts payable                                                                             $   8,076,833        $  10,454,723
    Accrued liabilities                                                                              6,118,711            6,812,223
    Other current liabilities                                                                        5,006,680            2,111,687
    Interest payable                                                                                 4,262,610            8,005,079
    Current portion of long-term debt                                                               30,074,540           28,607,110
                                                                                                 -------------        -------------
        Total current liabilities                                                                   53,539,374           55,990,822

Long term debt                                                                                     236,959,304          250,669,286
Other liabilities                                                                                   24,792,632           20,698,084

Limited Partners' interest in Orion Atlantic                                                        22,958,349           14,626,338
Minority interest in other consolidated entities                                                        30,929               52,354

Redeemable preferred stock:

    Series A 8% Cumulative  Redeemable  Convertible  Preferred  Stock,  $.01 par
        value, 15,000 shares authorized; 13,967 and 14,491 shares
        issued and outstanding, plus accrued dividends                                              15,395,194           15,705,054
    Series B 8% Cumulative Redeemable Convertible Preferred Stock,
        $.01 par value, 5,000 shares authorized; 4,308 and 4,483 shares
        issued and outstanding, plus accrued dividends                                               4,556,742            4,652,647

Stockholders' equity:

    Common stock, $.01 par value,  40,000,000 shares authorized;  11,200,538 and
        11,115,965 issued, 10,941,023 and 10,856,450 outstanding                                       112,005              111,160
    Capital in excess of par value                                                                  86,317,352           85,485,613
    Accumulated deficit                                                                            (66,546,950)         (58,916,131)
                                                                                                 -------------        -------------
       Total stockholders' equity                                                                   19,882,407           26,680,642
                                                                                                 -------------        -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                         $ 378,114,931        $ 389,075,227
                                                                                                 =============        =============


See Notes to Condensed Consolidated Financial Statements.

                           Orion Network Systems, Inc.
                 Condensed Consolidated Statements of Operations



                                                       Three months ended
                                                           March 31,
                                                --------------------------------
                                                     1996              1995
                                                --------------    --------------
                                                  (Unaudited)      (Unaudited)

Revenue                                           $  7,646,407     $  2,507,746

Operating expenses:
    Direct expenses                                  1,083,631        3,097,107
    Sales and marketing                              2,182,843        1,680,549
    Engineering and technical services               2,104,910        1,659,676
    General and administrative                       3,509,744        1,498,881
    Depreciation and amortization                    8,920,612        6,462,229
                                                  ------------     ------------
        Total operating expenses                    17,801,740       14,398,442

                                                  ------------     ------------
Loss from operations                               (10,155,333)     (11,890,696)

Other expense (income)
    Interest income                                   (688,722)        (235,206)
    Interest expense                                 7,498,779        4,336,684
    Other expense (income)                              19,808          (13,685)
                                                  ------------     ------------
        Total other expense (income)                 6,829,865        4,087,793

                                                  ------------     ------------
Loss before Minority Interest                      (16,985,198)     (15,978,489)

Limited partners' and minority interest in
    the net loss of Orion Atlantic and
    other consolidated entities                      9,733,861        9,982,744

                                                  ------------     ------------
Net loss                                            (7,251,337)      (5,995,745)

Preferred stock dividend                               379,482          286,520
                                                  ------------     ------------

Net loss attributable to
    common stockholders                           $ (7,630,819)    $ (6,282,265)
                                                  ============     ============

Net loss per common share                         $      (0.70)    $      (0.64)
                                                  ============     ============

Weighted average common
    shares outstanding                              10,913,132        9,300,244
                                                  ============     ============


See Notes to Condensed Consolidated Financial Statements.

                          Orion Network Systems, Inc.
                Condensed Consolidated Statements of Cash Flows



                                                        Three months ended
                                                            March 31,
                                                   -----------------------------
                                                       1996             1995
                                                    ------------   -------------
                                                     (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
Net loss                                            ($ 7,251,337)  ($ 5,995,745)
Adjustments to reconcile net loss to
 net cash used in operating activities:
     Amortization and depreciation                     8,920,612      6,462,229
     Amortization of deferred financing costs            532,647        532,647
     Provision for bad debt expense                       24,900        127,971
     Satellite incentives and accrued interest           562,299      2,320,968
     Limited partners' interest in Orion Atlantic     (9,712,435)    (9,996,317)
     Minority interest in other consolidated
      entities                                           (21,425)        13,573
     Gain on sale of assets                              (13,684)       (13,685)
     Changes in operating assets and liabilities:
         Accounts receivable                             642,507       (399,139)
         Interest receivable                             (65,913)          --
         Prepaid expenses                                480,582       (227,163)
         Other assets                                     48,688        (23,065)
         Accounts payable and accrued liabilities     (3,071,450)    (1,610,934)
         Other current liabilities                     2,856,467        905,882
         Interest payable                             (3,742,469)    (5,941,132)
                                                    ------------   ------------
Net cash used in operating activities                 (9,810,011)   (13,843,910)


INVESTING ACTIVITIES
Capital expenditures                                  (1,643,269)    (2,206,263)
FCC license costs                                        (12,286)      (100,136)
                                                    ------------   ------------
Net cash used in investing activities                 (1,655,555)    (2,306,399)


FINANCING ACTIVITIES
Limited partners' capital contributions               18,044,446           --
Proceeds from issuance of common stock                    47,385         50,500
PPU borrowings                                              --        2,275,000
Proceeds from issuance of notes payable                     --          252,785
Proceeds from senior note payable to banks                  --       11,967,134
Repayment of senior note payable to banks            (10,794,487)          --
Repayment of notes payable                            (1,843,140)      (468,554)
Payments on capital lease obligations                   (167,224)      (120,863)
Capacity and other liabilities                         4,094,548      4,273,877
Distributions to joint venture minority interest            --          (25,804)
                                                    ------------   ------------
Net cash provided by financing activities              9,381,528     18,204,075


Net increase/(decrease) in cash and cash
     equivalents                                      (2,084,038)     2,053,766
Cash and cash equivalents at beginning of period      55,111,585     11,218,831
                                                    ============   ============
Cash and cash equivalents at end of period          $ 53,027,547   $ 13,272,597
                                                    ============   ============


See Notes to Condensed Consolidated Financial Statements.

                           Orion Network Systems, Inc.
                  Condensed Consolidated Statement of Cash Flow



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION.

                                                       Three months ended
                                                            March 31,
                                                   ----------------------------
                                                      1996            1995
                                                   ------------    ------------
                                                   (Unaudited)     (Unaudited)
Transactions not providing or requiring cash:

     Accrued dividend on preferred stock              $379,482        $286,520
                                                   ============    ============

     Conversion of preferred stock to common stock    $698,619            $ --
                                                   ============    ============

Interest paid during the period, net of amounts
 capitalized                                        $1,997,350      $3,800,310
                                                   ============    ============


See Notes to Condensed Consolidated Financial Statements.

                           Orion Network Systems, Inc.

                     Notes to Condensed Consolidated Financial Statements

Note A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the 1995 Orion Network Systems, Inc. Annual Report on Form 10-K.

Net loss per common share is based on the weighted average number of common shares outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued and stock issuable relating to convertible preferred stock, warrants and options granted within one year of filing the registration statement, are treated as outstanding for all periods prior to the second quarter of 1995.

The Company has adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the effect of the adoption is not material.

Note B. Other Liabilities

Orion Atlantic, in which Orion and its subsidiary, OrionSat, have an aggregate 41.66% ownership interest, has entered into refund agreements with certain limited partners (including the Company) under which the participating limited partners have voluntarily given up their rights to receive capacity under their firm capacity agreements. The participating limited partners may withdraw from these refund agreements and exercise their right to receive transmission capacity on Orion 1 in exchange for continuing payments under their firm capacity agreements, upon 30 days notice, following January 1996. The participating limited partners would continue to make payments for such capacity but would have the right to receive refunds from Orion Atlantic out of cash available after operating costs and payments under the senior secured notes payable --- banks. Through March 31, 1996, Orion Atlantic has received $17.5 million (excluding payments from the Company) under the firm capacity agreements subject to refund.

Note C. Long-Term Debt

Long-term debt consists of the following:
                                              March 31, 1996   December 31, 1995
                                             ---------------   -----------------
   Senior notes payable---banks                $219,688,695      $230,483,182
   Notes payable--- TT&C Facility                 7,580,020         8,774,266
   Satellite incentive obligations               20,564,539        20,002,240
   Notes payable---STET                           8,000,000         8,000,000
   Notes payable---limited partners               8,050,000         8,050,000
   Other                                          3,150,590         3,966,708
                                               ------------      ------------
          Total long-term debt                  267,033,844       279,276,396
   Less: current portion                         30,074,540        28,607,110
                                               ------------      ------------
          Long-term debt less current portion  $236,959,304      $250,669,286
                                               ============      ============

                           Orion Network Systems, Inc.

                     Notes to Condensed Consolidated Financial Statements

Note D. Redeemable Preferred Stock and Stockholders' Equity

In the quarter ended March 31,1996, certain preferred stockholders exercised their right to convert 1,149 shares of preferred stock into 78,766 shares of common stock at prices ranging from $8.50 to $10.20 per share.

Note E. Commitments and Contingencies

In October 1995, Skydata Corporation ("Skydata"), a former contractor, filed suit against Orion Atlantic, Orion Satellite Corporation and Orion, in the United States District Court for the Middle District of Florida, claiming that certain Orion Atlantic operations using frame relay switches infringe a Skydata patent. Skydata's suit sought damages in excess of $10 million and asked that any damages assessed be trebled although Skydata's prior demands were for amounts far lower than the amount now sought in the lawsuit. On December 11, 1995, the Orion parties filed a motion to dismiss the lawsuit on the grounds of lack of jurisdiction and violation of a mandatory arbitration agreement. In addition, on December 19, 1995, the Orion parties filed a Demand for Arbitration against Skydata with the American Arbitration Association in Atlanta, Georgia, requesting damages in excess of $100,000 for breech of contract and declarations, among other things, that Orion and Orion Atlantic owns a royalty-free license to the patent, that the patent is invalid and unenforceable and that Orion and Orion Atlantic have not infringed on the patent. On March 5, 1996, the court granted the Company's motion to dismiss the lawsuit on the basis that Skydata's claims are subject to arbitration. Skydata has appealed the dismissal to the United States Court of Appeals to the Federal Circuit. Skydata has also filed a counterclaim in the arbitration proceedings asserting a claim for $2 million damages as a result of the conduct of Orion and its affiliates. The Orion parties believe that they may be entitled to co-ownership of the patent at issue and, in any event, that there are substantial issues concerning inventorship, validity and enforceability of the patent as well as certain non-infringement and contractual defenses. The Orion parties believe that they have meritorious defenses and intend to assert their position vigorously in the arbitration proceeding.

                           Orion Network Systems, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

From its inception in 1982 through January 20, 1995, when Orion 1 commenced commercial operations, Orion was a development stage enterprise. Orion's principal business is the provision of global satellite communications for private communications networks and transmission capacity and video distribution services. Revenues from inception through December 31, 1994, totaling $8.5 million, were generated primarily from sales of private network services using leased satellite capacity. Orion incurred net losses in each year through 1995, and Orion anticipates that it will continue to incur net losses at least through 1999. As of March 31, 1996, Orion had an accumulated deficit of $66.5 million.

Prior to acceptance of Orion's first satellite in January 1995, Orion's efforts were devoted primarily to monitoring the construction, launch and in-orbit testing of Orion 1, product development, marketing and sales of interim private communications network services, raising additional financing for such services, marketing of capacity and planning Orion 2 and Orion 3. Subsequent to acceptance, Orion's efforts have been primarily focused on building customer relationships, marketing and sales of network and satellite services, as well as planning for the future construction of Orion 2 and Orion 3.

As a result of OrionSat's control of Orion Atlantic, the Company's consolidated financial statements include the accounts of Orion Atlantic, in which Orion and its subsidiary, OrionSat, have an aggregate 41.66% ownership interest. All of Orion Atlantic's revenues and expenses are included in Orion's consolidated financial statements, with appropriate adjustment to reflect the interests of the limited partners of Orion Atlantic other than Orion in Orion Atlantic's income or loss. Substantially all of the assets and liabilities reported in the condensed consolidated balance sheet as of March 31, 1996 pertain to Orion Atlantic.

Results of Operations

Quarter Ended March 31, 1996 Compared the Quarter Ended March 31, 1995

Revenue and bookings. Total revenue for the three months ended March 31, 1996 was $7.6 million compared to $2.5 million for the three months ended March 31, 1995, an increase of 205%. Revenues from private communications network services were $3.1 million from 53 customers in the first quarter of 1996 and $0.9 million from 19 customers for the comparable period in 1995, as the number of customer sites in service increased to 184 from 59. Revenues from transmission capacity and video distribution services were $4.5 million for the first quarter of 1996 compared to $1.3 million for the first quarter of 1995 as Orion 1 commenced operations on January 20, 1995.

As of March 31, 1996, Orion had bookings (defined as recurring revenue during the non-cancelable contract term, plus installation charges) of approximately $173.3 million compared to $89.1 million as of March 31, 1995. Revenue from bookings typically is earned over contract terms of three to five years.

                           Orion Network Systems, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                  (continued)

Operating Expenses.

Direct expenses. Direct expenses were $1.1 million and $3.1 million in the quarters ended March 31, 1996 and 1995, respectively. The decrease of $2.0 million, or 65%, was primarily attributable to accruals for satellite incentives obligations during the initial satellite deployment period from January 20, 1995 through June 30, 1995. The Company capitalized the present value of the remaining satellite incentive obligation of approximately $14.8 million, effective July 1, 1995, as part of the cost of the satellite.

Sales and marketing expenses. Sales and marketing expenses were $2.2 million in the quarter ended March 31, 1996, as compared to $1.7 million in the same period of 1995, an increase of $0.5 million or 30%. The increase is due to the hiring of additional sales personnel, increased advertising, commissions, promotion and travel expenses.

Engineering and technical expenses. Engineering and technical expenses were $2.1 million in the quarter ended March 31, 1996, as compared to $1.7 million for the quarter ended March 31, 1995, an increase of $0.4 million or approximately 27%. The increase is attributable to increased staffing requirements related to the control and operation of the satellite, and customer engineering functions in support of the network services business.

General and administrative expenses. General and administrative expenses were $3.5 million for the three months ended March 31, 1996, compared to $1.5 million for the three months ended March 31, 1995. The increase of $2.0 million or 134% was primarily due to the cost of in-orbit life insurance for Orion 1, which policy was placed in May 1995.

Depreciation and amortization. Depreciation and amortization expense was $8.9 million in the three months ended March 31, 1996, an increase of $2.4 or 38%, as compared to $6.5 million for the three months ended March 31, 1995. The increase is primarily a result from the commencement of depreciation of Orion 1 upon being placed in service January 20, 1995.

Interest. Interest income was $0.7 million for the three months ended March 31, 1996, compared to $0.2 million for the same period in 1995, an increase of $0.5 million or 193%. The increase in interest income during the first quarter of 1996 is primarily a result of interest earned on the proceeds from the Company's initial public offering in August 1995. Interest expense, net of capitalized interest, increased from $4.3 million for the three months ended March 31, 1995 to $7.5 million for the three months ended March 31, 1996, an increase of $3.2 million or 73%. The increase in interest expense in the first quarter of 1996 is attributable to expensing interest (including commitment fees and amortization of deferred financing costs) from the in-service date of Orion 1 and the impact of the interest rate cap agreement in the period ended March 31,1996. Prior to the in-service date of Orion 1, substantially all interest expense was capitalized.

Net Loss. The Company incurred net losses of $7.3 million and $6.0 million for the three months ended March 31, 1996 and 1995, respectively, after deduction of the limited partners' and minority interests' share in the Company's operating losses before minority interests' of $17.0 million and $16.0 million.

                           Orion Network Systems, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                  (continued)


Liquidity and Capital Resources

Funding to date. Orion has required significant capital for operating and investing activities in the development of its business, and management expects a need for significant additional capital in the future to develop fully its global satellite communications system. The Company's funding has been provided primarily by the sale of equity securities, including the completion of its initial public offering in August 1995 which generated proceeds to the Company of approximately $52 million, net of underwriting discounts, bank loans, vendor financing, lease arrangements and short-term loans from its investors. As of March 31, 1996, Orion had working capital of $6.9 million and the net cash used in operations for the three months ended March 31, 1996, and 1995 was $9.8 million and $13.8 million, respectively.

Funding for the construction and launch of the Orion 1 satellite and related facilities was fully committed through $90 million of equity from the limited partners of Orion Atlantic, an aggregate of $251 million under the Orion 1 credit facility and approximately $11 million under other debt facilities, principally related to the construction of the TT&C Facility.

Amounts outstanding under the Orion 1 credit facility bear interest of LIBOR + 1.75%. Orion Atlantic entered into interest rate hedging arrangements which fixed the maximum interest rate through November 1995 at 11.54%. Thereafter, an interest cap agreement is in place relating to a notional amount declining every six months from $150 million effective November 30, 1995 to $15.6 million effective March 31, 2001. Under the terms of the cap agreement, when LIBOR equals or exceeds 5.5% Orion Atlantic pays the bank a fee equal to 3.3% per annum of the notional amount and receives a payment from the bank in an amount equal to the difference between the actual LIBOR rate and 5.5% on the notional amount. There was unrealized loss on this cap as of March 31, 1996 of approximately $8.0 million.

Current Funding Requirements. Management estimates that, based upon its current expectations for growth, Orion (exclusive of the substantial funding requirements for Orion 2 and Orion 3) will require aggregate funding of approximately $10.0 million through the end of 1996. Orion expects that its requirements will be met through existing cash balances and expected proceeds from the exercise of certain outstanding options and warrants to purchase shares of common stock.

In the event of a deficiency in cash flow required to service the Orion 1 credit facility, the limited partners of Orion Atlantic, including the Company, would be obligated to make additional payments toward such deficiency under the terms of their contingent satellite capacity commitment agreements.

To pursue the construction, launch and operation of Orion 2 and Orion 3, Orion will need to arrange an estimated $600 million in funding. The Company is currently exploring various alternatives relating to the aggregate unfunded financing requirements for Orion 2 and Orion 3. There can be no assurance that the Company will be successful in arranging the required financing or, if successful, that such financing will be on terms favorable to the Company.

In 1995, Orion Atlantic commenced but ultimately deferred a plan to raise over $290 million of financing for Orion 2, plus $300 million of senior secured notes to repay the existing Orion 1 credit facility, make certain repayments to limited partners of Orion Atlantic and provide working capital. The Company may recommence this financing plan, but there can be no assurance as to the timing or terms and conditions of such financing, or as to whether such financing can be completed on acceptable terms.

                           Orion Network Systems, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations
                                  (continued)


The Company intends to use a portion of the net proceeds of its August 1995 initial public offering, debt and vendor financing, and possibly investments by strategic partners and future equity financings to finance Orion 3. The Company does not yet have commitments for the additional financing required for Orion 3. It is the Company's present intention to commence construction of Orion 3 (to the extent permitted by the then satellite contract for Orion 3, the authorizations to construct, launch and operate Orion 3 and applicable laws and regulations) following the execution of a definitive satellite contract. The Company believes that a portion of the approximately $52 million of proceeds from its August 1995 initial public offering and vendor financing under the satellite contract will provide the funding for the first year of construction. If the remaining financing is not raised when needed, the Company likely would incur various financial or other penalties under its satellite contract. Although the amount of such penalties cannot be determined at the present time, such penalties could be material.

Existing Obligations. Orion Atlantic began repayment of the term loans under the Orion 1 credit facility in 1995. Sales of services to customers and certain capacity commitments of the limited partners are expected to provide the cash to meet Orion Atlantic's loan repayment obligations. The Company and the other limited partners of Orion Atlantic have agreed to lease capacity on Orion 1, subject to obligations of Orion Atlantic under the refund agreement (defined below) to refund lease payments, and have entered into additional contingent capacity lease contracts as support for payment of the senior bank debt of Orion Atlantic. The Company's obligations under these firm and contingent capacity arrangements are $2.5 million and $4.3 million, respectively, per year for seven years, and the Company is obligated to indemnify STET (a former limited partner whose partnership interest in Orion Atlantic was purchased by Orion Atlantic) against certain payments made by STET under its firm and contingent capacity leases. This indemnity could increase Orion's obligations to make payments in the event of cash deficits of Orion Atlantic to $8.6 million per year, and could require Orion for a term of four years commencing in January 1998 to make payments to Orion Atlantic of up to approximately $2.5 million per year. The Company maintains a $10 million letter of credit supporting this indemnification obligation.

As the general partner of Orion Atlantic, OrionSat could be required to satisfy all obligations of Orion Atlantic, including all debt incurred, in the event that (i) the limited partners fail to satisfy their obligations under the capacity leases or; (ii) the amounts received under the capacity leases and from third party sales are insufficient to satisfy Orion Atlantic's obligations. The obligations of Orion Atlantic exceed $324 million as of March 31, 1996.

Amounts outstanding under the Orion 1 credit facility (approximately $219.7 million as of March 31, 1996) are secured by the assets of Orion Atlantic, the partnership interests of the partners in Orion Atlantic and the stock of OrionSat. Among other customary covenants and requirements, the Orion 1 credit facility includes significant restrictions on the distribution of any funds from Orion Atlantic to the partners. Distributions can only be made if Orion Atlantic has sufficient revenues to cover operating costs and debt service. At March 31, 1996, the Company had outstanding indebtedness of approximately $7.6 million under a seven year term loan provided by General Electric Capital Corporation for the TT&C Facility, which is secured by the TT&C Facility and various assets relating thereto. Additionally, at March 31, 1996 the Company had outstanding approximately $20.6 million payable to the manufacturer of Orion 1 through 2006 and $8.0 million to a former partner in Orion Atlantic through 1997. Also at March 31, 1996, the Company had outstanding approximately $8.1 million of subordinated debt under a facility of up to $10.5 million from certain limited partners (excluding the Company) for Orion Atlantic's network services.

                           Orion Network Systems, Inc.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In October 1995, Skydata Corporation ("Skydata"), a former contractor, filed suit against Orion Atlantic, Orion Satellite Corporation and Orion, in the United States District Court for the Middle District of Florida, claiming that certain Orion Atlantic operations using frame relay switches infringe a Skydata patent. Skydata's suit sought damages in excess of $10 million and asked that any damages assessed be trebled although Skydata's prior demands were for amounts far lower than the amount now sought in the lawsuit. On December 11, 1995, the Orion parties filed a motion to dismiss the lawsuit on the grounds of lack of jurisdiction and violation of a mandatory arbitration agreement. In addition, on December 19, 1995, the Orion parties filed a Demand for Arbitration against Skydata with the American Arbitration Association in Atlanta, Georgia, requesting damages in excess of $100,000 for breech of contract and declarations, among other things, that Orion and Orion Atlantic owns a royalty-free license to the patent, that the patent is invalid and unenforceable and that Orion and Orion Atlantic have not infringed on the patent. On March 5, 1996, the court granted the Company's motion to dismiss the lawsuit on the basis that Skydata's claims are subject to arbitration. Skydata has appealed the dismissal to the United States Court of Appeals to the Federal Circuit. Skydata has also filed a counterclaim in the arbitration proceedings asserting a claim for $2 million damages as a result of the conduct of Orion and its affiliates. The Orion parties believe that they may be entitled to co-ownership of the patent at issue and, in any event, that there are substantial issues concerning inventorship, validity and enforceability of the patent as well as certain non-infringement and contractual defenses. The Orion parties believe that they have meritorious defenses and intend to assert their position vigorously in the arbitration proceeding.

While Orion is party to regulatory proceedings incident to the business of Orion, there are no other material legal proceedings pending or, to the knowledge of management, threatened against Orion or its subsidiaries.

Item 2. Changes in Securities.

            None.

Item 3. Defaults upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

            None.

Item 5. Other Information

            None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits required by Item 601 of Regulation S-K:

            11.1  Statement regarding:  Computation of Net Loss Per Common Share

            27    Financial Data Schedule

        (b) Reports on Form 8-K during the three months ended March 31, 1996

            None

                           Orion Network Systems, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.


                                           ORION NETWORK SYSTEMS, INC.
                                           ------------------------------------
                                                    (Registrant)


Date: May 10, 1996
                                           ------------------------------------
                                           W. Neil Bauer, President,
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)



Date: May 10, 1996
                                           ------------------------------------
                                           David J. Frear, Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)