Form 10-Q
period 1996-06-30
ORION NETWORK SYSTEMS INC/DE/
filed 1996-08-14
CIK 885376

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

Commission file number  0-26450
                        -------


                           ORION NETWORK SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              52-1271418
   ----------------                                         ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

2440 Research Boulevard, Suite 400, Rockville, Maryland          20850
- ---------------------------------------------------------      ----------
     (Address of  principal executive offices)                (Zip Code)

                                 (301) 258-8101
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at June 30, 1996
    ----------------------------                 ----------------------------
    Common Stock, $.01 par value                       10,957,439 shares

                                      INDEX


                  ORION NETWORK SYSTEMS, INC. AND SUBSIDIARIES


                                                                                                   Page
                                                                                                   ----


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets---June 30, 1996 and December 31, 1995........          3

         Condensed Consolidated Statements of Operations---Three and six months ended
         June 30, 1996 and 1995...............        .......................................         5

         Condensed Consolidated Statements of Cash Flows---Six months ended June 30,
         1996 and 1995.......................................................................         6

         Notes to Condensed Consolidated Financial Statements................................         8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..........................................................................        10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................       14

Item 2.  Changes in Securities................................................................       14

Item 3.  Defaults upon Senior Securities......................................................       14

Item 4.  Submission of Matters to a Vote of Security Holders..................................       14

Item 5.  Other Information....................................................................       15

Item 6.  Exhibits and Reports on Form 8-K.....................................................       15



Signatures....................................................................................       16


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           Orion Network Systems, Inc.
                      Condensed Consolidated Balance Sheets




                                                                           June 30,           December 31,
                                                                             1996                 1995
                                                                      -------------------    ---------------
ASSETS                                                                   (Unaudited)

Current assets:
    Cash and cash equivalents                                                $43,044,443        $55,111,585

    Accounts receivable                                                        5,128,826          5,189,598

    Notes receivable and accrued interest                                        156,211            129,810

    Prepaid expenses and other current assets                                  6,210,255          3,168,058
                                                                      -------------------    ---------------
        Total current assets                                                  54,539,735         63,599,051

Property and equipment at cost:

    Land                                                                          73,911             73,911

    Telecommunications equipment                                              20,797,354         13,836,841

    Furniture and computer equipment                                           4,258,067          3,395,799

    Satellite and related equipment                                          322,060,439        321,918,549
                                                                      -------------------    ---------------

                                                                             347,189,771        339,225,100

      Less accumulated depreciation                                         (49,305,572)       (32,170,865)
                                                                      -------------------    ---------------

        Net property and equipment                                           297,884,199        307,054,235

Deferred financing costs, net                                                 11,770,692         12,894,720

Other assets, net                                                              5,014,308          5,527,221
                                                                      -------------------    ---------------

TOTAL ASSETS                                                                $369,208,934       $389,075,227
                                                                      ===================    ===============


See Notes to Condensed Consolidated Financial Statements.

                           Orion Network Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (continued)


                                                                           June 30,           December 31,
                                                                             1996                 1995
                                                                      -------------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                     (Unaudited)

Current liabilities:
    Accounts payable                                                          $6,297,131        $10,454,723
    Accrued liabilities                                                        6,040,117          6,812,223
    Other current liabilities                                                  5,445,774          2,111,687
    Interest payable                                                           6,828,334          8,005,079
    Current portion of long-term debt                                         30,787,169         28,607,110
                                                                      -------------------    ---------------
        Total current liabilities                                             55,398,525         55,990,822

Long term debt                                                               236,672,065        250,669,286
Other liabilities                                                             28,850,053         20,698,084

Limited Partners' interest in Orion Atlantic                                  15,069,819         14,626,338
Minority interest in other consolidated entities                                  42,281             52,354

Redeemable preferred stock:

    Series A 8% Cumulative  Redeemable  Convertible  Preferred  Stock,
        $.01 par value, 15,000 shares authorized; 13,930 and 14,491 shares
        issued and outstanding, plus accrued dividends                        15,631,495         15,705,054
    Series B 8% Cumulative Redeemable Convertible Preferred Stock,
        $.01 par value, 5,000 shares authorized; 4,298 and 4,483 shares
        issued and outstanding, plus accrued dividends                         4,629,479          4,652,647

Stockholders' equity:

    Common stock, $.01 par value,  40,000,000 shares authorized;
        11,216,954 and 11,115,965 issued, 10,957,439 and 10,856,450
        outstanding and 259,515 held as treasury shares (at no cost)             112,170            111,160
    Capital in excess of par value                                            86,470,572         85,485,613
    Accumulated deficit                                                     (73,667,525)       (58,916,131)
                                                                      -------------------    ---------------
       Total stockholders' equity                                             12,915,217         26,680,642
                                                                      -------------------    ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $369,208,934       $389,075,227
                                                                      ===================    ===============


See Notes to Condensed Consolidated Financial Statements.

                           Orion Network Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (continued)



                                             Three months ended                              Six months ended
                                                  June 30,                                       June 30,
                                 -------------------------------------------     -------------------------------------------
                                       1996                    1995                  1996                     1995
                                 ------------------      -----------------     ------------------       ------------------
                                    (Unaudited)            (Unaudited)            (Unaudited)              (Unaudited)

Revenue                             $10,122,511             $5,238,235            $17,768,918              $7,745,981

Operating expenses:
 Direct expenses                      1,402,138              2,791,202              2,485,769               5,888,309
 Sales and marketing                  2,856,414              2,135,583              5,039,257               3,816,132
 Engineering and technical services   2,085,312              2,126,754              4,190,222               3,786,430
 General and administrative           4,088,126              2,347,752              7,597,870               3,846,633
 Depreciation and amortization        8,653,165              7,874,804             17,573,777              14,337,033
                                   ------------------     ------------------ ------------------        -----------------
   Total operating expense           19,085,155             17,276,095             36,886,895              31,674,537
                                   ------------------     ------------------ ------------------        -----------------
Loss from operations                 (8,962,644)           (12,037,860)           (19,117,977)            (23,928,556)

Other expense (income)
 Interest income                       (622,495)              (225,795)            (1,311,217)               (461,001)
 Interest expense                     6,330,993              6,458,397             13,829,772              10,795,081
 Other expense (income)                 (34,296)               (22,885)               (14,488)                (36,570)
                                   ------------------     ------------------  ------------------        -----------------
    Total other expense (income)      5,674,202              6,209,717             12,504,067              10,297,510
                                   ------------------     ------------------  ------------------        -----------------
Loss before Minority Interest       (14,636,846)           (18,247,577)           (31,622,044)            (34,226,066)

Limited partners' and minority
 interest in the net loss of
 Orion Atlantic and other
 consolidated entities                7,877,201             11,256,718             17,611,062              21,239,462
                                   -----------------     ------------------   ------------------        -----------------
Net loss                             (6,759,645)            (6,990,859)           (14,010,982)            (12,986,604)

Preferred stock dividend                360,930                303,124                740,412                 589,644
                                   -----------------     ------------------     ------------------       ------------------

Net loss attributable to
 common stockholders                ($7,120,575)           ($7,293,983)          ($14,751,394)           ($13,576,248)
                                   ==================     ==================     ==================       ==================

Net loss per common share                ($0.65)                ($0.75)                ($1.35)                 ($1.40)
                                   ==================     ==================     ==================       ==================

Weighted average common
 share outstanding                   10,951,784              9,308,210             10,932,458               9,302,756
                                   ==================     ==================     ==================       ==================


See Notes to Condensed Consolidated Financial Statements.

                           Orion Network Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows



                                                                      Six months ended
                                                                          June 30,
                                                             ------------------------------------
                                                                  1996                 1995
                                                             ----------------     ---------------
                                                               (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
Net loss                                                       ($14,010,982)       ($12,986,604)
Adjustments to reconcile net loss to
          net cash used in operating activities:
      Amortization and depreciation                               17,573,777          14,337,033
      Amortization of deferred financing costs                     1,065,294           1,065,294
      Provision for bad debts                                        449,999             329,891
      Satellite incentives and accrued interest                    1,144,508           4,142,803
      Limited partners' interest in Orion Atlantic              (17,600,966)        (21,256,453)
      Minority interest in other consolidated entities              (10,073)              16,993
      Gain on sale of assets                                        (27,369)            (82,400)
      Changes in operating assets and liabilities:
          Accounts receivable                                      (389,227)         (1,811,175)
          Interest receivable                                       (26,401)                 --
          Prepaid expenses                                       (3,042,197)         (6,607,276)
          Other assets                                               158,903           (513,437)
          Accounts payable and accrued liabilities               (4,929,754)             525,703
          Other current liabilities                                3,309,244           1,159,733
          Interest payable                                       (1,176,745)           (474,815)
                                                             ----------------     ---------------
Net cash used in operating activities                           (17,511,989)        (22,154,710)


INVESTING ACTIVITIES
Capital expenditures                                             (7,625,166)         (2,926,671)
FCC license costs                                                   (26,325)           (104,227)
                                                             ----------------     ---------------
Net cash used in investing activities                            (7,651,491)         (3,030,898)


FINANCING ACTIVITIES
Limited partners' capital contributions                           18,044,446                  --
Proceeds from issuance of common stock                               148,886              92,650
Proceeds from issuance of redeemable preferred stock                      --           4,483,001
PPU borrowings                                                            --           2,275,000
Proceeds from issuance of notes payable                                   --             551,850
Proceeds from senior note payable to banks                                --          18,367,134
Repayment of senior note payable to banks                       (10,794,487)                  --
Repayment of notes payable                                       (2,081,754)         (1,428,894)
Payments on capital lease obligations                              (372,722)           (265,157)
Capacity and other liabilities                                     8,151,969           7,327,914
Distributions to joint venture minority interest                          --            (25,904)
                                                             ----------------     ---------------
Net cash provided by financing activities                         13,096,338          31,377,594


Net (decrease) / increase in cash and cash equivalents          (12,067,142)           6,191,986
Cash and cash equivalents at beginning of period                  55,111,585          11,218,831
                                                             ----------------     ---------------
Cash and cash equivalents at end of period                       $43,044,443         $17,410,817
                                                             ================     ===============

See Notes to Condensed Consolidated Financial Statements.

                           Orion Network Systems, Inc.
                 Condensed Consolidated Statements of Cash Flow


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION.

                                                                      Six months ended
                                                                          June 30,
                                                             -----------------------------------
                                                                  1996                1995
                                                             ----------------     --------------
                                                               (Unaudited)         (Unaudited)
Transactions not providing or requiring cash:

      Accrued dividend on preferred stock                           $740,412         $   589,644
                                                             ================     ==============

      Conversion of preferred stock to common stock                 $745,667         $       --
                                                             ================     ==============

Interest paid during the period, net of amounts capitalized       $2,479,835         $3,866,353
                                                             ================     ==============


See Notes to Condensed Consolidated Financial Statements.

                           Orion Network Systems, Inc.

              Notes to Condensed Consolidated Financial Statements

Note A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the 1995 Orion Network Systems, Inc. Annual Report on Form 10-K.

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

Note B. Other Liabilities

Orion Atlantic, in which Orion and its subsidiary, OrionSat, have an aggregate 41.66% ownership interest, has entered into refund agreements with certain limited partners (including the Company) under which the participating limited partners have voluntarily given up their rights to receive capacity under their firm capacity agreements. The participating limited partners may withdraw from these refund agreements and exercise their right to receive transmission capacity on Orion 1 in exchange for continuing payments under their firm capacity agreements, upon 30 days notice, following January 1996. The participating limited partners would continue to make payments for such capacity but would have the right to receive refunds from Orion Atlantic out of cash available after operating costs and payments under the senior secured notes payable --- banks. Through June 30, 1996, Orion Atlantic has received $20.9 million (excluding payments from the Company) under the firm capacity agreements subject to refund.

Note C. Long-Term Debt

Long-term debt consists of the following:



                                              June 30, 1996         December 31, 1995
                                              -------------         -----------------
    Senior notes payable--banks               $ 219,688,695            $ 230,483,182
    Notes payable--TT&C Facility                  7,379,150                8,774,266
    Satellite incentive obligations              21,146,748               20,002,240
    Notes payable--STET                           8,000,000                8,000,000
    Notes payable--limited partners               8,050,000                8,050,000
    Other                                         3,194,641                3,966,708
                                              -------------            -------------
        Total long-term debt                    267,459,234              279,276,396
    Less: current portion                        30,787,169               28,607,110
                                              -------------            --------------
        Long-term debt less current portion   $ 236,672,065            $ 250,669,286
                                              ==============           ==============

                           Orion Network Systems, Inc.

              Notes to Condensed Consolidated Financial Statements

Note D. Redeemable Preferred Stock and Stockholders' Equity

In the six months ended June 30,1996, certain preferred stockholders exercised their right to convert 746 shares of preferred stock into 84,131 shares of common stock at prices ranging from $8.50 to $10.20 per share.

Note E. Commitments and Contingencies

         In October 1995, Skydata, a former Orion Atlantic contractor, filed suit against Orion Atlantic, Orion Satellite Corporation and Orion, in the United States District Court for the Middle District of Florida, claiming that certain Orion Atlantic operations using frame relay switches infringe a Skydata patent. Skydata's suit sought damages in excess of $10 million and asked that any damages assessed be trebled. On December 11, 1995, the Orion parties filed a motion to dismiss the lawsuit on the grounds of lack of jurisdiction and violation of a mandatory arbitration agreement. In addition, on December 19, 1995, the Orion parties filed a Demand for Arbitration against Skydata with the American Arbitration Association in Atlanta, Georgia, requesting damages in excess of $100,000 for breach of contract and declarations, among other things, that Orion and Orion Atlantic own a royalty-free license to the patent, that the patent is invalid and unenforceable and that Orion and Orion Atlantic have not infringed the patent. On March 15, 1996, the court granted Orion's motion to dismiss the lawsuit on the basis that Skydata's claims are subject to arbitration. Skydata has appealed the dismissal to the United States Court of Appeals to the Federal Circuit. Skydata has filed a counterclaim in the arbitration proceedings asserting a claim for $2 million in damages as a result of the conduct of Orion and its affiliates. On May 15, 1996, the arbitrator granted the Orion parties' request for an initial hearing on claims relating to the Orion parties' rights to the patent, including the co-ownership claim and other contractual claims. This initial hearing, which may obviate the need for a subsequent hearing on patent infringement and validity, is scheduled to begin in late September 1996. Although Orion believes that its potential exposure for royalties or other damages to Skydata will not be material to its financial conditions or results of operations, there can be no assurance as to the outcome of this matter.

         While Orion is party to regulatory proceedings incident to the business of Orion, there are no other material legal proceedings pending or, to the knowledge of management, threatened against Orion or its subsidiaries.

                           Orion Network Systems, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

From its inception in 1982 through January 20, 1995, when Orion 1 commenced commercial operations, Orion was a development stage enterprise. Orion's principal business is the provision of private network communication services to multinational businesses and video communications for television and other distribution. Revenues from inception through December 31, 1994, totaling $8.5 million, were generated primarily from sales of private network services using leased satellite capacity. Orion incurred net losses in each year through 1995, and Orion anticipates that it will continue to incur net losses at least through 1999. As of June 30, 1996, Orion had an accumulated deficit of $73.7 million.

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

As a result of OrionSat's control of Orion Atlantic, the Company's consolidated financial statements include the accounts of Orion Atlantic, in which Orion and its subsidiary, OrionSat, have an aggregate 41.66% ownership interest. All of Orion Atlantic's revenues and expenses are included in Orion's consolidated financial statements, with appropriate adjustment to reflect the interests of the limited partners of Orion Atlantic other than Orion in Orion Atlantic's income or loss. Substantially all of the assets and liabilities reported in the condensed consolidated balance sheet as of June 30, 1996 pertain to Orion Atlantic.

Results of Operations

Quarter Ended June 30, 1996 Compared the Quarter Ended June 30, 1995

Revenue and bookings. Total revenue for the three and six months ended June 30, 1996 was $10.1 million and $17.8 million, compared to $5.2 million and $7.7 million for the same periods in 1995, an increase of 93% and 129%, respectively. Revenues from private communications network services were $4.0 million for the second quarter of 1996 and $1.9 million for the comparable period in 1995, as the number of customer sites in service increased to 235 from 77. Revenues from video communications services and transponder capacity leasing were $6.1 million for the second quarter of 1996 compared to $3.4 million for the second quarter of 1995.

As of June 30, 1996, Orion had bookings (defined as recurring revenue during the non-cancelable contract term, plus installation charges) of approximately $180.7 million compared to $112.5 million as of June 30, 1995. Revenue from bookings typically is earned over contract terms of three to five years.

                          Orion Network Systems, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Expenses.

Direct expenses. Direct expenses for the three and six months ended June 30, 1996, were $1.4 million and $2.5 million compared to $2.8 million and $5.9 million for the same periods in 1995. The decrease of $3.4 million, or 58%, for the six months ended June 30, 1996, was primarily attributable to accruals for satellite incentives obligations during the initial satellite deployment period from January 20, 1995 through June 30, 1995. The Company capitalized the present value of the remaining satellite incentive obligation of approximately $14.8 million, effective July 1, 1995, as part of the cost of the satellite.

Sales and marketing expenses. Sales and marketing expenses were $2.9 million and $5.0 million respectively, for the three and six months ended June 30, 1996, as compared to $2.1 million and $3.8 million in the same periods of 1995. Sales and marketing expenses increased $0.7 million or 34% for the quarter and increased $1.2 million or 32% year to date over the three and six months ended June 30, 1995. The increases are primarily attributable to third party sales representative and ground operator fees associated with the growth in private communications network service business.

Engineering and technical expenses. Engineering and technical expenses were $2.1 million and $4.2 million in the three and six months ended June 30, 1996, as compared to $2.1 million and $3.8 million for the comparable periods in 1995. The $0.4 million or 11% increase for the six months ended June 30, 1996 is attributable to increased staffing requirements related to the engineering functions supporting the growth in the private communications network services business.

General and administrative expenses. General and administrative expenses were $4.1 million and $7.6 million for the three and six months ended June 30, 1996, compared to $2.3 million and $3.8 million for the same periods ended June 30, 1995. The increase of $1.7 million or 74% and $3.8 million or 98% for the three and six months ended June 30, 1996, was primarily due to the cost of in-orbit life insurance for Orion 1, which policy was placed in May 1995.

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended June 30, 1996, was $8.7 million and $17.6 million, an increase of $0.8 or 10% and $3.2 or 23% respectively, over the same periods in 1995. The increase is primarily a result from depreciation of ground equipment to service the expansion of the private network communication services business and the Orion 1 satellite which was placed in service January 20, 1995.

Interest. Interest income was $0.6 million and $1.3 million for the three and six months ended June 30, 1996, compared to $0.2 million and $0.5 million, an increase of $0.4 million or 176% and $0.9 million or 184%, for the same periods in 1995. The increase in interest income during the first half of 1996 is primarily a result of interest earned on the proceeds from the Company's initial public offering in August 1995. Interest expense, net of capitalized interest, was $6.3 million and $13.8 million for the three and six months ended June 30, 1996 and $6.5 million and $10.8 million for the comparable periods in 1995. Interest expense increased for the first half of 1996 by $3.0 million or 28%. The increase in interest expense in the first half of 1996 is attributable to expensing interest (including commitment fees, interest accretion associated with the Orion 1 satellite incentive obligation and amortization of deferred financing costs) from the in-service date of Orion 1 and the impact of the interest rate cap agreement in the period ended March 31, 1996. Prior to the in-service date of Orion 1, substantially all interest expense was capitalized.

Net Loss. The Company incurred net losses of $7.1 million and $14.8 million, $7.3 million and $13.6 million for the three and six months ended June 30, 1996 and 1995, respectively, after deduction of the limited partners' and minority interests' share in the Company's operating losses before minority interests' of $7.9 , $17.6, $11.3 and $21.2 million, respectively.

                           Orion Network Systems, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Funding to date. Orion has required significant capital for operating and investing activities in the development of its business, and management expects a need for significant additional capital in the future to develop fully its global satellite communications system. The Company's funding has been provided primarily by the sale of equity securities, including the completion of its initial public offering in August 1995 which generated proceeds to the Company of approximately $52 million, (net of underwriting discounts), bank loans, vendor financing, lease arrangements and short-term loans from its investors. As of June 30, 1996, Orion had a working capital defieciency of $0.9 million and the net cash used in operations for the six months ended June 30, 1996 and 1995, was $17.5 million and $22.2 million, respectively.

Funding for the construction and launch of the Orion 1 satellite and related facilities was fully committed through $90 million of equity from the limited partners of Orion Atlantic, an aggregate of $251 million under the Orion 1 credit facility and approximately $11 million under other debt facilities, principally related to the construction of the TT&C Facility.

Amounts outstanding under the Orion 1 credit facility bear interest of LIBOR + 1.75%. Orion Atlantic entered into interest rate hedging arrangements which fixed the maximum interest rate through November 1995 at 11.54%. Thereafter, an interest cap agreement is in place relating to a notional amount declining every six months from $150 million effective November 30, 1995 to $15.6 million effective March 31, 2001. Under the terms of the cap agreement, when LIBOR equals or exceeds 5.5% Orion Atlantic pays the bank a fee equal to 3.3% per annum of the notional amount and receives a payment from the bank in an amount equal to the difference between the actual LIBOR rate and 5.5% on the notional amount. There was an unrealized loss on this cap as of June 30, 1996 of approximately $5.2 million.

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

As the general partner of Orion Atlantic, OrionSat could be required to satisfy all obligations of Orion Atlantic, including all debt incurred, in the event that (i) the limited partners fail to satisfy their obligations under the capacity leases or; (ii) the amounts received under the capacity leases and from third party sales are insufficient to satisfy Orion Atlantic's obligations. The obligations of Orion Atlantic exceed $342 million as of June 30, 1996.

Amounts outstanding under the Orion 1 credit facility (approximately $219.7 million as of June 30, 1996) are secured by the assets of Orion Atlantic, the partnership interests of the partners in Orion Atlantic and the stock of OrionSat. Among other customary covenants and requirements, the Orion 1 credit facility includes significant restrictions on the distribution of any funds from Orion Atlantic to the partners. Distributions can only be made if Orion Atlantic has sufficient revenues to cover operating costs and debt service. At June 30, 1996, the Company had outstanding indebtedness of approximately $7.4 million under a seven year term loan provided by General Electric Capital Corporation for the TT&C Facility, which is secured by the TT&C Facility and various assets relating thereto. Additionally, at June 30, 1996 the Company had outstanding approximately $21.1 million payable to the manufacturer of Orion 1 through 2006 and $8.0 million to a former partner in Orion Atlantic through 1997. Also at June 30, 1996, the Company had outstanding approximately $8.1 million of subordinated debt under a facility of up to $10.5 million from certain limited partners (excluding the Company) for Orion Atlantic's network services.

                           Orion Network Systems, Inc.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

         In October 1995, Skydata, a former Orion Atlantic contractor, filed suit against Orion Atlantic, Orion Satellite Corporation and Orion, in the United States District Court for the Middle District of Florida, claiming that certain Orion Atlantic operations using frame relay switches infringe a Skydata patent. Skydata's suit sought damages in excess of $10 million and asked that any damages assessed be trebled. On December 11, 1995, the Orion parties filed a motion to dismiss the lawsuit on the grounds of lack of jurisdiction and violation of a mandatory arbitration agreement. In addition, on December 19, 1995, the Orion parties filed a Demand for Arbitration against Skydata with the American Arbitration Association in Atlanta, Georgia, requesting damages in excess of $100,000 for breach of contract and declarations, among other things, that Orion and Orion Atlantic own a royalty-free license to the patent, that the patent is invalid and unenforceable and that Orion and Orion Atlantic have not infringed the patent. On March 15, 1996, the court granted Orion's motion to dismiss the lawsuit on the basis that Skydata's claims are subject to arbitration. Skydata has appealed the dismissal to the United States Court of Appeals to the Federal Circuit. Skydata has filed a counterclaim in the arbitration proceedings asserting a claim for $2 million in damages as a result of the conduct of Orion and its affiliates. On May 15, 1996, the arbitrator granted the Orion parties' request for an initial hearing on claims relating to the Orion parties' rights to the patent, including the co-ownership claim and other contractual claims. This initial hearing, which may obviate the need for a subsequent hearing on patent infringement and validity, is scheduled to begin in late September 1996. Although Orion believes that its potential exposure for royalties or other damages to Skydata will not be material to its financial conditions or results of operations, there can be no assurance as to the outcome of this matter.

         While Orion is party to regulatory proceedings incident to the business of Orion, there are no other material legal proceedings pending or, to the knowledge of management, threatened against Orion or its subsidiaries.

Item 2. Changes in Securities.

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of the Stockholders of the Company was held on June 19, 1996 as adjourned from May 23, 1996.

        (b) Not applicable.

        (c) The results of the voting at the Annual Meeting of the Stockholders were as follows:

           (1) Election of Directors:

                                          Term
                   Nominee              Expires         For           Withheld
                   -------              -------         ---           --------

               W. Neil Bauer              1999        9,646,224         52,494
               Sidney S. Kahn             1999        9,589,333        109,385
               Robert M. Van Degna        1999        9,646,324         52,394

                           Orion Network Systems, Inc.


Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.
        (continued)

           (2) Approval of the Corporation's Non-Employee Director Stock Option Plan and the grant of certain options thereunder:

               For:               9,327,138
               Against:             284,615
               Abstain:              86,965

           (3) Ratification of Ernst & Young LLP as the independent auditors of the Corporation:

               For:               9,644,724
               Against:               4,144
               Abstain:              49,850

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits required by Item 601 of Regulation S-K:

        11.1   Statement regarding:  Computation of Net Loss Per Common Share
        27     Financial Data Schedule

    (b) Reports on Form 8-K during the three months ended June 30, 1996

        None

                           Orion Network Systems, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.


                      ORION NETWORK SYSTEMS, INC.
                      ---------------------------
                               (Registrant)



Date: August 9, 1996            -------------------------
                                W. Neil Bauer, President,
                                Chief Executive Officer and Director
                                (Principal Executive Officer)



Date: August 9, 1996            -------------------------
                                David J. Frear, Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

Exhibit 11.1 ---  Statement Re:  Computation of Net Loss Per Common Share



                                                                         Three months ended               Six months ended
                                                                              June 30,                        June 30,
                                                                        ---------------------------------------------------
                                                                        1996            1995            1996         1995
                                                                        ----            ----            ----         ----

        Average shares outstanding                                    10,951,784      6,795,018      10,932,458      6,789,564

        Adjustments for issuance of common stock and other instruments within one year of the initial filing of the registration statement:

                Common stock issued
                Common stock options granted                                  -         333,455              -         333,455
                Common stock issuable upon conversion
                  of preferred stock issued                                   -       1,705,882              -       1,705,882
                Common stock issuable upon conversion
                  of preferred options granted                                -         473,855              -         473,855
                                                                          -----         -------              -         -------

        Weighted average shares used in calculating per share data    10,951,784      9,308,210       10,932,458     9,302,756

        Net loss attributable to common stockholder                   (7,120,575)     (6,99,859)(a)  (14,751,394)   (12,986,604)(a)

        Net loss per common share                                         ($0.65)        ($0.75)          ($1.35)        ($1.40)




        (a) Adjusted to add back the preferred stock dividend based upon assumed conversion of preferred stock to common stock issued within one year of filing for an initial public offering.